Form 10-K
period 2003-12-31
NOMURA ASSET ACC CORP ALTER LN TR SER 2003-A3
filed 2004-03-26
CIK 1265037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                          Commission File Number 033-48481-09

                          NOMURA ASSET ACCEPTANCE CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3672336
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

2 World Financial Center
Building B, 21st Floor
New York, New York                                             10281
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212)667-9300


                 ALTERNATIVE LOAN TRUST SERIES 2003-A3
          MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2003-A3
       (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

                   Documents incorporated by reference: None

ALTERNATIVE LOAN TRUST SERIES 2003-A3
MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2003-A3
--------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Servicers, or the Trustee, in each case if applicable, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Trust does not issue stock. There is currently no established secondary market for the Certificates. There are less than 300 participants in the DTC System. As of December 31, 2003 the total number of such DTC participants with respect to each class of certificates is 20.

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.

Item 14. Principal Accounting Fees and Services

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Not applicable.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K with respect to the Trust were filed by the Registrant for the last quarter of 2003.

    Current Reports on Form 8-K dated October 27, 2003, November 25, 2003, and December 26, 2003 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were
    Item 5 and Item 7.

(c) Exhibits to this report.

     Annual Independent Accountant's Servicing Report concerning servicing activities, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards for, filed as Exhibit 99.2 herto.

(d) Not applicable.

ALTERNATIVE LOAN TRUST SERIES 2003-A3
MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2003-A3
--------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NOMURA ASSET ACCEPTANCE CORP.

Date:  March 25, 2004            By: /s/  N. Dante LaRocca
                                    -----------------------------
                               Name:  N. Dante LaRocca
                              Title:  Attorney-in-Fact and Agency

                                CERTIFICATION
                      Alternative Loan Trust Series 2003-A3
               Mortgage Pass-Through Certificates, Series 2003-A3

                  I, N. Dante LaRocca, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, Alternative Loan Trust Series 2003-A3 Mortgage Pass-Through Certificates, Series 2003-A3 (the "Trust");

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution information required to be prepared by the Trustee based upon the servicing information required to be provided by each Servicer under the Pooling and Servicing Agreement is included in these reports;

     4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, each Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

     5. The reports disclose all significant deficiencies relating to each Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Nomura Credit & Capital, Inc., as seller, Option One Mortgage Corporation, as servicer, Wells Fargo Home Mortgage, Inc., as a servicer, and JPMorgan Chase Bank, as trustee.

Dated:  March 25, 2004


By: /s/
    -------------------------------------
Name:   N. Dante LaRocca
Title:  Attorney-in-Fact and Agency

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
                             Section 12 of the Act

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit   Description

99.1    Annual Independent Accountant's Servicing Report

        Option One Mortgage Corporation
        Wells Fargo Home Mortgage, Inc.

99.2    Report of Management as to Compliance with Minimum Servicing Standards

        Option One Mortgage Corporation
        Wells Fargo Home Mortgage, Inc.

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                                 ---------------

PricewaterhouseCoopers, LLP
350 South Grand Avenue, 49th Floor
Los Angeles, CA  90071
Telephone:  (213) 356-6000
Facsimile:  (213) 637-4444


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Option One Mortgage Corporation


     We have examined management's assertion about Option One Mortgage Corporation's (the "Company"), compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended April 30, 2003 included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with the minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestion standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended April 30, 2003 is fairly stated, in all material respects.


By:  /s/ PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC


July 30, 2003

============================================================================

Opion One Mortgage
6501 Irvine Center Drive
Irvine, CA  92618
800.326.1500
fax 949.784.6032



Exhibit I

                  Management's Assertion Concerning Compliance
                     with USAP Minimum Servicing Standands


July 30, 2003

     As of and for the year ended April 30, 2003, Option One Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

     As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $30,000,000 and $10,000,000, respectively.

/s/ Robert E. Dubrish, Chief Executive Officer
----------------------------------------------

/s/ William L. O'Neill, Chief Financial Officer
-----------------------------------------------

/s/ Sheridan Brooks, Controller
-----------------------------------------------

/s/ John A. Vella, Chief Servicing Officer
-----------------------------------------------

KPMG
2500 Ruan Centor
666 Grand Avenue
Des Moines, IA  50309

                        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage, Inc.:

     We have examined management's assertion dated February 25, 2004 that Wells Fargo Home Mortgage, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of the for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects.


By:  /s/  KPMG
--------------------
     KPMG

February 25, 2004

                                  EXHIBIT 99.2
     Report of Management as to compliance with Minimum Servicing Standards
                               -------------------


                                      -10-
Opion One Mortgage
6501 Irvine Center Drive
Irvine, CA  92618
800.326.1500
fax 949.784.6032


                  Management's Assertion Concerning Compliance
                     with USAP Minimum Servicing Standands


July 30, 2003

     As of and for the year ended April 30, 2003, Option One Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

     As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $30,000,000 and $10,000,000, respectively.

/s/ Robert E. Dubrish, Chief Executive Officer
----------------------------------------------

/s/ William L. O'Neill, Chief Financial Officer
-----------------------------------------------

/s/ Sheridan Brooks, Controller
-----------------------------------------------

/s/ John A. Vella, Chief Servicing Officer
-----------------------------------------------

Wells Fargo Home Mortgage
1 Home Campus
Des Moines, IA  50328-0001

                              MANAGEMENT ASSERTION

As of and for the year ended December 31, 2003, Wells Fargo Home Mortgage, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wells Fargo Home Mortgage Inc. had in effect a fidelity bond along with an errors and omissions policy in the amount of $100 million and $20 million, respectively.



By:  /s/ Pete Wissinger                         February 25, 2004
     --------------------------
     Pete Wissinger
     Chief Executive Officer


By:  /s/ Michael J. Heid                        February 25, 2004
     --------------------------
     Michael J. Heid
     Chief Financial Officer
     Executive Vice President


By:  /s/ Michael Lepore                         February 25, 2004
     --------------------------
     Michael Lepore
     Executive Vice President
     Loan Servicing


By:  /s/ Robert Caruso                          February 25, 2004
     --------------------------
     Robert Caruso
     Executive Vice President
     Servicing Operations